Form 10-Q
period 2022-03-31
Abri SPAC 2, Inc.
filed 2022-07-14
CIK 1906195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40723

ABRI SPAC 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-1757836
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Main Street, #1009 Newark, DE 19711
(Address of principal executive offices and zip code)

(424) 732-1021
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Redeemable Warrant, and one Right	ASPPU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	ASPP	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	ASPPW	The Nasdaq Stock Market LLC
Rights, each right to receive one-tenth of one share of common stock upon the consummation of an initial business combination	ASPPR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 12, 2022, there were 1,725,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABRI SPAC 2, INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC 2 , INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$88,341	$234,069
Prepaid expenses	3,750	5,000
Total current assets	92,091	239,069

Deferred offering costs associated with proposed public offering	260,687	89,606
Total assets	$352,778	$328,675

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$73,435	$4,956
Note payable – related party	300,000	300,000
Total current liabilities	373,435	304,956
Total liabilities	373,435	304,956

Commitments and Contingencies

Stockholder’s (deficit) equity:
Common stock, par value $0.0001, 5,000,000 shares authorized; 1,725,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively(1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(45,657)	(1,281)
Total stockholder’s (deficit) equity	(20,657)	23,719
Total liabilities and stockholder’s (deficit) equity	$352,778	$328,675

(1)	Includes up to 225,000 shares of subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

March 31, 2022
Operating expenses:
General and administrative	$44,376
Loss from operations	(44,376)

Loss before income taxes	(44,376)
Benefit from (provision for) income taxes	—

Net loss	$(44,376)

Weighted-average common shares outstanding, basic and diluted(1)	1,500,000
Basic and diluted net loss per common share	$(0.03)

(1)	Excludes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares(1)	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2022	1,725,000	$173	$24,827	$(1,281)	$23,719
Net loss	—	—	—	(44,376)	(44,376)
Balance at March 31, 2022	1,725,000	$173	$24,827	$(45,657)	$(20,657)

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Changes in prepaid expenses	1,250
Changes in accounts payable and accrued expenses	15,655
Net cash used in operating activities	(27,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	(118,257)
Net cash used in financing activities	(118,257)
NET CHANGE IN CASH	(145,728)
Cash – Beginning of period	234,069
Cash – End of period	$88,341

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Deferred costs recorded in accounts payable and accrued expenses	$57,381

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Description of Business

Abri SPAC 2, Inc. (“Abri 2” or the “Company”) was incorporated in the State of Delaware on July 19, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company has selected December 31 as its fiscal year end. Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Abri SPAC 2, Inc.

As of March 31, 2022 and the date of this filing, the Company had not commenced core operations. All activity for the period from July 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and raising funds through the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

Our ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering.

Net proceeds from the Proposed Public Offering and the sale of the Private Units will be placed in a trust account (“Trust Account”) in the United States. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of our business combination or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

The stock exchange listing rules provide that the business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the business combination. The Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target. There is no assurance that the Company will be able to successfully effect a business combination.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their insider shares and any public shares they may hold in connection with the completion of our business combination. In addition, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares if we fail to complete our business combination within the prescribed time frame. However, if our Sponsor or any of our officers, directors or affiliates acquire public shares in or after this Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our business combination within the prescribed time frame.

If the Company is unable to complete its business combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible nut not more than ten business days thereafter, redeem the public shares, at per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, and (iii) liquidate and dissolve. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the business combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

Surrender and Cancellation of Founder’s Shares

On September 30, 2021, our Sponsor paid $25,000 for 2,875,000 shares of our common stock. On May 26, 2022, our initial stockholders surrendered to us, for no consideration, an aggregate of 1,150,000 founder shares, which we cancelled, resulting in an aggregate of 1,725,000 founder shares outstanding held by our Sponsor. Common stock, number of shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters, additional paid-in-capital, and per share amount for all periods have been retroactively restated to reflect the cancellation.

Going Concern and Management’s Liquidity Plans

As of March 31, 2022, the Company a cash balance of $88,341 and a working capital deficit of $281,344. To date, the Company’s liquidity needs up to March 31, 2022 had been satisfied through proceeds from a note payable from related party in the principal amount of $300,000 and from the issuance of common stock.

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had no income from continuing operations. Based on the Company’s cash balance as of March 31, 2022, and projected cash needs for the next twelve months, management estimates that it will need to consummate its Proposed Public Offering and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of common stock or other equity securities or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that such Proposed Public Offering will occur or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets had experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19 and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022. The accompanying unaudited financial statements do not contain comparative periods for the period ended March 31, 2021 since the Company had not been incepted until July 19, 2021. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements as of and for the period from July 19, 2021 (inception) to December 31, 2021, included elsewhere herein.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Prepaid Expenses

Prepaid expenses are comprised of the annual cost of website development and hosting. Such costs consisted of an upfront payment of $5,000 as of December 31, 2021, and is amortized over the duration of the contract, or through December 31, 2022.

Deferred Offering Costs

Deferred offering costs consist of professional fees, underwriting fees, filing, regulatory and other costs incurred through the balance sheet date that are incremental and directly related to the Proposed Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with our common stock will be charged against the carrying value of the common stock subject to possible redemption upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of March 31, 2022 and December 31, 2021, a total of $260,687 and $89,606, respectively, in offering costs were capitalized.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company has incurred losses from inception through March 31, 2022 but has no material deferred tax assets as of December 31, 2021 and March 31, 2022. The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period, excluding common shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 225,000 common shares that are subject to forfeiture. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. At March 31, 2022, there are no outstanding dilutive or potentially dilutive instruments. As a result, dilutive loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Sponsor Shares

On September 30, 2021, our Sponsor purchased 1,725,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Deferred Offering Costs

The Company had deferred offering costs totaling $260,687 and $89,606, of which $0 and $74,118 were paid by entities controlled by our founders during the three months ended March 31, 2022 and for the period from July 19, 2021 (inception) to December 31, 2021, respectively.

Note Payable — Related Party

On September 30, 2021, the Company entered a promissory note with its Sponsor for a principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. The note is non-interest bearing, unsecured and payable on the earlier of: (i) August 31, 2022 or (ii) the date on which the Company consummates the Proposed Public Offering. As of March 31, 2022 and December 31, 2021, $300,000 was outstanding under the note.

NOTE 4 — STOCKHOLDER’S EQUITY

Common Stock

The Company is authorized to issue an aggregate of 5,000,000 shares of common stock having a par value of $0.0001 per share. From inception, July 19, 2021, through December 31, 2021, the Company issued 1,725,000 Founder Shares of common stock for $25,000. The common stock issued includes up to 225,000 shares which are subject to forfeiture by the stockholder if the underwriters of the Company’s Proposed Public Offering do not fully or in part exercise their over-allotment option.

On May 12, 2022, the Company amended and restated its Articles of Incorporation. Pursuant to the amendment, the Company is authorized to issue and aggregate of 101,000,000 shares, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

NOTE 5 — SUBSEQUENT EVENTS

Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the below and as discussed in Note 1 and Note 4 of the unaudited condensed financial statements.

On May 12, 2022, the Company amended and restated its Articles of Incorporation. Pursuant to the amendment, the Company is authorized to issue and aggregate of 101,000,000 shares, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

As discussed in Note 1, Surrender and Cancellation of Founder’s Shares, on May 26, 2022, the Sponsor surrendered to us, for no consideration, an aggregate of 1,150,000 founder shares, which we cancelled, resulting in an aggregate of 1,725,000 founder shares outstanding held by our Sponsor. Common stock, number of shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters, additional paid-in-capital, weighted average common share outstanding, and per share amount for all periods have been retroactively restated to reflect the cancellation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Abri SPAC 2, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Abri Ventures 2, LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Proposed Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the state of Delaware on July 19, 2021, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses in digital media and content, electronic distribution and technology sectors. We intend to utilize cash derived from our Proposed Public Offering and the private placement of the private units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

The issuance of additional shares of common stock or preferred stock in our initial business combination:

●	may significantly dilute the equity interest of our investors in our Proposed Public Offering who would not have pre-emption rights in respect of any such issuance;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through an offering of our equity securities.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. All activities through March 31, 2022 were related to the Company’s organizational activities, and preparation for the Company’s Proposed Public Offering, and, after our Proposed Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination.

For the three months ended March 31, 2022, we had a net loss of $44,376 consisting mainly of legal and professional fees for our formation and Proposed Public Offering. The Company has no material deferred tax assets as of March 31, 2022.

Following our Proposed Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our Proposed Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our Proposed Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our Proposed Public Offering.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2022, we had cash of $88,341, negative cash flows from operating activities of $(27,471) and negative cash flows from financing of $(118,257). Our working capital deficit as of March 31, 2022 was $(281,344). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through our Proposed Public Offering and sale of private units. We cannot provide assurance that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our liquidity needs have been satisfied to date through receipt of approximately $25,000 from the sale of the insider shares and loans from related parties of $300,000 that are more fully described below. Our deferred offering costs through March 31, 2022 were $260,687. We estimate that the net proceeds from (1) the sale of the units in our Proposed Public Offering, after deducting offering expenses of approximately $500,000 and underwriting discounts and commissions payable in cash of $1,200,000 (or $1,380,000, if the over-allotment option is exercised in full) and (2) the sale of the private units for a purchase price of $3,900,000 (or $4,260,000 if the over-allotment option is exercised in full), will be $62,200,000 (or $71,380,000 if the over-allotment option is exercised in full). Of this amount, $61,200,000 (or $70,380,000 if the over-allotment option is exercised in full), which includes $2,100,000 of deferred underwriting commissions ($2,415,000 if the underwriter’s over-allotment option is exercised in full) payable upon our business combination, will be held in the trust account. The remaining $1,000,000 will not be held in the trust account.

We intend to use substantially all of the net proceeds of our Proposed Public Offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the Proposed Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that, upon consummation of our Proposed Public Offering, the $1,000,000 of net proceeds not held in the trust account, will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months if extended), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $50,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $25,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $25,000 for consulting, travel and miscellaneous expenses incurred during the search for a business combination target; $120,000 for the payment of the administrative fee to our sponsor (of $10,000 per month for 12 months or up to 18 months if extended); and approximately $780,000 for working capital that will be used for directors and officers liability insurance premiums, miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following our Proposed Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those described in the accompanying financial statements. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 2 to our unaudited condensed financial statements for further information on our critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer had identified a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to ineffective review controls over the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

We have been working to remediate the material weakness and have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the documenting and formalizing of our internal review process and once complete, we will test these controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take to fully remediate the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect the results of our management evaluations and, when required, annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes Oxley Act. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements or we are required to restate our financial results, our common stock price may be adversely affected and we may be unable to maintain compliance with the NASDAQ listing requirements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our Proposed Public Offering filed with the SEC on July 6, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Proposed Public Offering filed with the SEC on July 6, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC 2, INC.

Date: July 14, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)