Form 10-Q
period 2022-06-30
Abri SPAC 2, Inc.
filed 2022-10-11
CIK 1906195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 11, 2022, there were 1,725,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABRI SPAC 2, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC 2, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash	$216	$234,069
Prepaid expenses	4,750	5,000
Total current assets	4,966	239,069
Deferred offering costs associated with proposed public offering	579,061	89,606
Total assets	$584,027	$328,675

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$348,321	$4,956
Note payable – related party	300,000	300,000
Due to Sponsor	29,634	-
Total current liabilities	677,955	304,956
Total liabilities	677,955	304,956

Commitments and Contingencies

Stockholder’s (deficit) equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,725,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively(1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(118,928)	(1,281)
Total stockholder’s (deficit) equity	(93,928)	23,719
Total liabilities and stockholder’s (deficit) equity	$584,027	$328,675

(1)	Includes up to 225,000 shares of subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

Operating expenses:
General and administrative	$73,271	$117,647
Loss from operations	(73,271)	(117,647)

Loss before income taxes	(73,271)	(117,647)
Benefit from (provision for) income taxes	-	-

Net loss	$(73,271)	$(117,647)

Weighted-average common shares outstanding, basic and diluted(1)	1,500,000	1,500,000
Basic and diluted net loss per common share	$(0.05)	$(0.08)

(1)	Excludes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s (Deficit)
	Shares(1)	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	1,725,000	$173	$24,827	$(45,657)	$(20,657)
Net loss	—	—	—	(73,271)	(73,271)
Balance at June 30, 2022	1,725,000	$173	$24,827	$(118,928)	$(93,928)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s (Deficit)
	Shares(1)	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	1,725,000	$173	$24,827	$(1,281)	$23,719
Net loss	—	—	—	(117,647)	(117,647)
Balance at June 30, 2022	1,725,000	$173	$24,827	$(118,928)	$(93,928)

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

June 30,
2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	250
Accounts payable and accrued expenses	87,334
Net cash used in operating activities	(30,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	(203,790)
Net cash used in financing activities	(203,790)
NET CHANGE IN CASH	(233,853)
Cash – Beginning of period	234,069
Cash – End of period	$216

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Deferred costs recorded in accounts payable and accrued expenses	$260,588
Deferred costs recorded in Due to Sponsor	$29,634

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

As of June 30, 2022 and the date of this filing, the Company had not commenced core operations. All activity for the period from July 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and raising funds through the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

Our ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering.

Net proceeds from the Proposed Public Offering and the sale of the units we are selling to Abri Ventures 2, LLC (our “Sponsor”) and/or its designee in a private placement simultaneously with the closing of this Proposed Public Offering (“Private Units”) will be placed in a trust account (“Trust Account”) in the United States. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of our business combination or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

If the Company is unable to complete its business combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, and (iii) liquidate and dissolve. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its business combination.

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

Going Concern and Management’s Liquidity Plans

As of June 30, 2022, the Company a cash balance of $216 and a working capital deficit of $672,989. To date, the Company’s liquidity needs up to June 30, 2022, had been satisfied through proceeds from a note payable from related party in the principal amount of $300,000 and from the issuance of common stock.

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had no income from continuing operations. Based on the Company’s cash balance as of June 30, 2022, and projected cash needs for the next twelve months, management estimates that it will need to consummate its Proposed Public Offering and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of common stock or other equity securities or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that such Proposed Public Offering will occur or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022. The accompanying unaudited financial statements do not contain comparative periods for the period ended June 30, 2021 since the Company had not been incepted until July 19, 2021. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements as of and for the period from July 19, 2021 (inception) to December 31, 2021, included elsewhere herein.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Prepaid Expenses

Prepaid expenses are comprised of the costs of website development and hosting and marketing. Such costs consisted of an upfront payment of $5,000 as of December 31, 2021 and an upfront payment of $2,500 in May 2022, and are amortized over the duration of the contracts.

Deferred Offering Costs

Deferred offering costs consist of professional fees, underwriting fees, filing, regulatory and other costs incurred through the balance sheet date that are incremental and directly related to the Proposed Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with our common stock will be charged against the carrying value of the common stock subject to possible redemption upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2022 and December 31, 2021, a total of $579,061 and $89,606, respectively, in offering costs were capitalized.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company has incurred losses from inception through June 30, 2022 but has no material deferred tax assets as of December 31, 2021 and June 30, 2022. The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period, excluding common shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 225,000 common shares that are subject to forfeiture. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. At June 30, 2022, there are no outstanding dilutive or potentially dilutive instruments. As a result, dilutive loss per share is the same as basic loss per share for the period presented.

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

Deferred Offering Costs

The Company had deferred offering costs totaling $579,061 and $89,606, of which $29,634 and $74,118 were paid by entities controlled by our founders during the six months ended June 30, 2022 and for the period from July 19, 2021 (inception) to December 31, 2021, respectively.

Note Payable — Related Party

On September 30, 2021, the Company entered into a promissory note with its Sponsor for a principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. The note is non-interest bearing, unsecured and payable on the earlier of:

(i) August 31, 2022 or (ii) the date on which the Company consummates the Proposed Public Offering. As of June 30, 2022 and December 31, 2021, $300,000 was outstanding under the note.

NOTE 4 — STOCKHOLDER’S EQUITY

Preferred Stock

The Company is authorized to issue an aggregate of 1,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of common stock having a par value of $0.0001 per share. From inception, July 19, 2021, through December 31, 2021, the Company issued 1,725,000 Founder Shares of common stock for $25,000. The common stock issued includes up to 225,000 shares which are subject to forfeiture by the stockholder if the underwriters of the Company’s Proposed Public Offering do not fully or in part exercise their over-allotment option.

NOTE 5 — SUBSEQUENT EVENTS

Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the below.

On August 26, 2022, the Company entered an amended and restated promissory note with its Sponsor in which the Sponsor has agreed to extend the date of the original note as discussed in Note 3 of the unaudited condensed financial statements. The amended and restated note is payable on the earlier of: (i) August 31, 2023 or (ii) the date on which the Company consummates the Proposed Public Offering.

On August 26, 2022, the Company entered a convertible promissory note with its Sponsor for a principal amount of $1,500,000 to be used for expenses relating to the Company operating as a public entity and the search for and consummation of an initial business combination. The note is non-interest bearing, unsecured and payable on the earlier of: (i) May 12, 2023 (or up to November 12, 2023, if the period of time to consummate an initial business combination is extended) or (ii) the date on which the Company consummates an initial business combination. At any time, up to a day prior to the closing of an initial business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Abri SPAC 2, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Abri Ventures 2, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Proposed Public Offering (as defined below within the Overview section) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through an offering of our equity securities (“Proposed Public Offering”).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. All activities through June 30, 2022 were related to the Company’s organizational activities, and preparation for the Company’s Proposed Public Offering, and, after our Proposed Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination.

For the three and six months ended June 30, 2022, we had a net loss of $73,271 and $117,647, respectively, consisting mainly of legal and professional fees for our formation and Proposed Public Offering. The Company has no material deferred tax assets as of June 30, 2022.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2022, we had cash of $216, negative cash flows from operating activities of $30,063 and negative cash flows from financing of $203,790. Our working capital deficit as of June 30, 2022 was $672,989. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through our Proposed Public Offering and sale of private units. We cannot provide assurance that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our liquidity needs have been satisfied to date through receipt of approximately $25,000 from the sale of the founder shares and loans from related parties of $300,000 that are more fully described below. Our deferred offering costs through June 30, 2022 were $579,061. We estimate that the net proceeds from (1) the sale of the units in our Proposed Public Offering, after deducting offering expenses of approximately $500,000 and underwriting discounts and commissions payable in cash of $1,200,000 (or $1,380,000, if the over-allotment option is exercised in full) and (2) the sale of the private units for a purchase price of $3,900,000 (or $4,260,000 if the over-allotment option is exercised in full), will be $62,200,000 (or $71,380,000 if the over-allotment option is exercised in full). Of this amount, $61,200,000 (or $70,380,000 if the over-allotment option is exercised in full), which include $2,100,000 of deferred underwriting commissions ($2,415,000 if the underwriter’s over-allotment option is exercised in full) payable upon our business combination, will be held in the trust account. The remaining $1,000,000 will not be held in the trust account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those described in the accompanying unaudited interim financial statements. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Critical Accounting Policies

The preparation of unaudited interim financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 2 to our unaudited condensed financial statements for further information on our critical accounting policies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our Initial Public Offering filed with the SEC on July 6, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 6, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC 2, INC.

Date: October 11, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer
(Principal Financial and Accounting Officer)