Form 10-Q
period 2022-09-30
Abri SPAC 2, Inc.
filed 2022-11-14
CIK 1906195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 1,725,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

ABRI SPAC 2, INC.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, and the Period From July 19, 2021 (Inception) Through September 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, and the Period From July 19, 2021 (Inception) Through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from January 1, 2022 through September 30, 2022, and the Period From July 19, 2021 (Inception) Through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

Item 4.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	15

Item 1A.	RISK FACTORS	15

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

Item 3.	DEFAULTS UPON SENIOR SECURITIES	15

Item 4.	MINE SAFETY DISCLOSURES	15

Item 5.	OTHER INFORMATION	15

Item 6.	EXHIBITS	16

SIGNATURES		17

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC 2, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$229,380	$234,069
Prepaid expenses	3,125	5,000
Total current assets	232,505	239,069
Deferred offering costs associated with proposed public offering	633,000	89,606
Total assets	$865,505	$328,675

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$335,768	$4,956
Note payable – related party	300,000	300,000
Convertible promissory note – related party	122,439	-
Total current liabilities	758,207	304,956
Total liabilities	758,207	304,956

Commitments and Contingencies

Stockholder’s equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,725,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively(1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated surplus (deficit)	82,298	(1,281)
Total stockholder’s equity	107,298	23,719
Total liabilities and stockholder’s equity	$865,505	$328,675

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended	For the period July 19, 2021 (Inception) Through
	September 30, 2022	September 30, 2022	September 30, 2021

Operating expenses:
General and administrative	$76,335	$193,982	$882
Loss from operations	(76,335)	(193,982)	(882)
Other income:
Inception Gain (Fair Value of Convertible Promissory Note)	277,561	277,561
Income (Loss) before income taxes	201,226	83,579	(882)
Benefit from (provision for) income taxes	-	-	-

Net income (loss)	$201,226	$83,579	$(882)

Weighted-average common shares outstanding, basic and diluted(1)	1,500,000	1,500,000	1,500,000
Basic and diluted net income per common share	$0.13	$0.06	$(0.00)

(1)	Excludes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Surplus	Total Stockholder’s Equity
	Shares(1)	Amount	Capital	(Deficit)	(Deficit)
Balance, June 30, 2022	1,725,000	$173	$24,827	$(118,928)	$(93,928)
Net income	-	-	-	201,226	201,226
Balance at September 30, 2022	1,725,000	$173	$24,827	$82,298	$107,298

	Common Stock		Additional Paid-in	Accumulated Surplus	Total Stockholder’s
	Shares(1)	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2022	1,725,000	$173	$24,827	$(1,281)	$23,719
Net income	-	-	-	83,579	83,579
Balance at September 30, 2022	1,725,000	$173	$24,827	$82,298	$107,298

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance, July 19, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to sponsor	1,725,000	287	24,713		25,000
Net loss	-	-	-	(882)	(882)
Balance at September 30, 2021	1,725,000	$287	$24,713	$(882)	$24,118

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the period July 19, 2021 (Inception) Through
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,579	(882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inception Gain (Fair Value of Convertible Promissory Note)	(277,561)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,875	-
Accounts payable and accrued expenses	150,087	-
Due to Sponsor		882
Net cash used in operating activities	(42,020)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	(203,790)	-
Proceeds from Convertible promissory note – related party	241,121	-
Net cash provided by financing activities	37,331	-
NET CHANGE IN CASH	(4,689)	-
Cash – Beginning of period	234,069	-
Cash – End of period	$229,380	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Deferred costs recorded in accounts payable and accrued expenses	$235,567	$113
Deferred costs paid by Sponsor recorded in Note payable – related party		$74,118
Deferred costs paid by Sponsor recorded in Convertible promissory note – related party	$64,904	-
Other costs paid by Sponsor recorded in Convertible promissory note – related party	$93,975

The accompanying notes are an integral part of these unaudited condensed financial statements

ABRI SPAC 2, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022 and the date of this filing, the Company had not commenced core operations. All activity for the period from July 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and raising funds through the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

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

If the Company is unable to complete its business combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, and (iii) liquidate and dissolve. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the business combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

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

Going Concern and Management’s Liquidity Plans

As of September 30, 2022, the Company had a cash balance of $229,380 and a working capital deficit of $525,702. To date, the Company’s liquidity needs up to September 30, 2022, had been satisfied through proceeds from notes payables from related party in the principal amount of $700,000 and from the issuance of common stock.

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had no income from continuing operations. Based on the Company’s cash balance as of September 30, 2022, and projected cash needs for the next twelve months, management estimates that it will need to consummate its Proposed Public Offering and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds through issuing additional shares of common stock or other equity securities or obtaining debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that such Proposed Public Offering will occur or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Prepaid Expenses

Prepaid expenses are comprised of the costs of website development and hosting and marketing. Such costs consisted of an upfront payment of $5,000 as of December 31, 2021 and an upfront payment of $2,500 in May 2022, and are amortized over the duration of the contracts.

Deferred Offering Costs

Deferred offering costs consist of professional fees, underwriting fees, filing, regulatory and other costs incurred through the balance sheet date that are incremental and directly related to the Proposed Public Offering. Offering costs will be allocated to the separable financial instruments issued in the Proposed Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with our common stock will be charged against the carrying value of the common stock subject to possible redemption upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2022 and December 31, 2021, a total of $633,000 and $89,606, respectively, in offering costs were capitalized.

Convertible Promissory Note

The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a gain or loss within other income on the condensed statements of operations (see Note 3).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company has generated income from inception through September 30, 2022 but has no material deferred tax assets or liabilities as of December 31, 2021 and September 30, 2022. The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, excluding common shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 225,000 common shares that are subject to forfeiture. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. At September 30, 2022, there are no outstanding dilutive or potentially dilutive instruments. As a result, dilutive income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Deferred Offering Costs

The Company had deferred offering costs totaling $633,000 and $89,606, of which $64,904 and $74,118 were paid by entities controlled by our founders during the nine months ended September 30, 2022 and for the period from July 19, 2021 (inception) to December 31, 2021, respectively.

Note Payable — Related Party

On September 30, 2021, the Company entered into a promissory note with its Sponsor for a principal amount of $300,000 to be used for a portion of the expenses of the Proposed Public Offering. The note is non-interest bearing and unsecured. On August 26, 2022, the Company entered an amended and restated promissory note with its Sponsor in which the Sponsor has agreed to extend the date of this note. The amended and restated note is now payable on the earlier of: (i) August 31, 2023 or (ii) the date on which the Company consummates the Proposed Public Offering. As of September 30, 2022 and December 31, 2021, $300,000 was outstanding under the note.

Convertible Promissory Note – Related Party

On August 26, 2022, the Company entered into a convertible promissory note with its Sponsor for a maximum principal amount of $1,500,000 to be used for expenses relating to the Company operating as a public entity and the search for and consummation of an initial business combination. The note is non-interest bearing, unsecured and payable on the earlier of: (i) May 12, 2023 (or up to November 12, 2023, if the period of time to consummate an initial business combination is extended) or (ii) the date on which the Company consummates an initial business combination. At any time, up to a day prior to the closing of an initial business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of September 30, 2022, $400,000 was outstanding under the note. The convertible promissory note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the convertible promissory note and the Black Scholes Option Pricing Model was used to value the debt conversion feature. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note is recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the note as of September 30, 2022 was $122,439.

NOTE 4 — STOCKHOLDER’S EQUITY

Preferred Stock

The Company is authorized to issue an aggregate of 1,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

NOTE 5 — SUBSEQUENT EVENTS

Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. All activities through September 30, 2022 were related to the Company’s organizational activities, and preparation for the Company’s Proposed Public Offering, and, after our Proposed Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination.

For the three and nine months ended September 30, 2022, we had net income of $201,226 and $83,579, respectively, consisting mainly of a non-cash gain for fair value of convertible promissory note – related party and legal and professional fees for our formation and Proposed Public Offering. The Company has no material deferred tax assets as of September 30, 2022.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2022, we had cash of $229,380, negative cash flows from operating activities of $42,020 and positive cash flows from financing of $37,331. Our working capital deficit as of September 30, 2022 was $525,702. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through our Proposed Public Offering and sale of private units. We cannot provide assurance that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our liquidity needs have been satisfied to date through receipt of approximately $25,000 from the sale of the founder shares and loans from related parties of $700,000 that are more fully described below. Our deferred offering costs through September 30, 2022 were $633,000. We estimate that the net proceeds from (1) the sale of the units in our Proposed Public Offering, after deducting offering expenses of approximately $500,000 and underwriting discounts and commissions payable in cash of $1,200,000 (or $1,380,000, if the over-allotment option is exercised in full) and (2) the sale of the private units for a purchase price of $3,900,000 (or $4,260,000 if the over-allotment option is exercised in full), will be $62,200,000 (or $71,380,000 if the over-allotment option is exercised in full). Of this amount, $61,200,000 (or $70,380,000 if the over-allotment option is exercised in full), which include $2,100,000 of deferred underwriting commissions ($2,415,000 if the underwriter’s over-allotment option is exercised in full) payable upon our business combination, will be held in the trust account. The remaining $1,000,000 will not be held in the trust account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those described in the accompanying unaudited interim financial statements. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC 2, INC.

Date: November 14, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)